Form 10-K
period 2004-12-31
JP MORGAN COMMERCIAL MORT PASS THR CERTS SER 2004-C1
filed 2005-03-28
CIK 1279249

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-105805-05


        J.P. Morgan Chase Commercial Mortgage Securities Corp.
        Commercial Mortgage Pass-Through Certificates
        Series 2004-C1

     (Exact name of registrant as specified in its charter)


   New York
  (State or other jurisdiction of
  incorporation or organization)                    13-3789046
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 38.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Clarion Partners, LLC, as Special Servicer <F1>
      b) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Clarion Partners, LLC, as Special Servicer <F1>
      b) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Clarion Partners, LLC, as Special Servicer <F1>
      b) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    J.P. Morgan Chase Commercial Mortgage Securities Corp.
    Commercial Mortgage Pass-Through Certificates
    Series 2004-C1
    (Registrant)


  Signed: J.P. Morgan Chase Commercial Mortgage Securities Corp. as Depositor

  By:     Steven Z. Schwartz, President and CEO

  By: /s/ Steven Z. Schwartz, President and CEO

  Dated: March 23, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  J.P. Morgan Chase Commercial Mortgage Securities Corp.

  Commercial Mortgage Pass-Through Certificates

  Series 2004-C1 (the "Trust")

  I, Steven Z. Schwartz, the President and Chief Executive Officer of J.P. Morgan Chase Commerical Mortgage Securities Corp., the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust; J.P. Morgan Chase Commercial Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2004-C1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer and the special servicer under the Pooling and Servicing Agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the trustee in accordance with the terms of the Pooling and Servicing Agreement, except as disclosed in this annual report, the Servicer and the Special Servicer have fulfilled their obligations under the Pooling and Servicing Agreement; and

  5. This annual report discloses all significant deficiencies relating to the servicer's or Special Servicer's compliance with the minimum servservicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Clarion Partners, LLC as Special Servicer, GMAC Commercial Mortgage Corporation as Master Servicer, Wells Fargo Bank Minnesota, N.A. as Trustee.

     Date: March 23, 2005

     /s/ Steven Z. Schwartz
     Signature

     President and CEO
     Title


  EX-99.1 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
5 Times Square
New York, NY 10036-6530

Phone: (212) 773-3000
www.ey.com



Report of Independent Certified Public Accountants

To Clarion Partners, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Clarion Partners, LLC (the "Company") complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated in all material respects.


/s/ Ernst & Young LLP


March 14, 2005



A Member Practice of Ernst & Young Global




Exhibit A


Specified Minimum Servicing Standards

Minimum Servicing Standards Applicable to
Clarion Partners, LLC as Special Servicer



                                                                       Not
Minimum Servicing Standards                            Applicable   Applicable

I. Custodial Bank Accounts

   1. Reconciliations shall be prepared on a
      monthly basis for all custodial bank accounts         X
      and related bank clearing accounts.

   2. Funds of the servicing entity shall be advanced
      in cases where there is an overdraft in an                         X
      investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a
      federally insured depository institution in trust     X
      for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall
      be returned to the mortgagor with thirty (30)                      X
      calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the
      custodial bank accounts and related bank clearing                  X
      accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the
      mortgagor's loan documents shall be posted to the
      applicable mortgagor records within two business                   X
      days of receipt.

   3. Mortgage payments shall be allocated to principal,
      interest, insurance, taxes or other escrow items       X
      in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall
      be allocated in accordance with the mortgagor's                    X
      loan documents.

III. Disbursements

   1. Disbursements made via wire transfer on behalf of
      a mortgagor or investor shall be made only by          X
      authorized personnel.

   2. Disbursements made on behalf of mortgagor or
      investor shall be posted within two business days
      to the mortgagor's or investor's records maintained                X
      by the servicing entity.

   3. Tax and insurance payments shall be made on or
      before the penalty or insurance policy expiration
      dates, as indicated on tax bills and insurance
      premium notices, respectively, provided that such      X
      support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction
      with the payment of any tax bill or insurance
      premium notice shall be paid from the servicing
      entity's funds and not charged to the mortgagor,       X
      unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's
      investor reports shall agree with canceled checks,
      or other form of payment, or custodial bank                        X
      statements.

   6. Unused checks shall be safeguarded so as to
      prevent unauthorized access.                                       X

IV. Investor Accounting and Reporting

   1. The servicing entity's investor reports shall agree
      with or reconcile to investors' records on a
      monthly basis as to the total unpaid principal                     X
      balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

   1. The servicing entity's mortgage loan records shall
      agree with, or reconcile to, the records of
      mortgagors with respect to the unpaid principal                    X
      balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed
      based on the related mortgage note and any ARM                     X
      rider.

   3. Escrow accounts shall be analyzed, in accordance
      with the mortgagor's loan documents, on at least        X
      an annual basis.

   4. Interest on escrow accounts shall be paid, or
      credited, to mortgagors in accordance with the
      applicable state laws. (A compilation of state laws
      relating to the payment of interest on escrow                       X
      accounts may be obtained through the MBA's
      FAX ON DEMAND service. For more information, contact MBA.

VI. Delinquencies

   1. Records documenting collection efforts shall be
      maintained during the period a loan is in default
      and shall be updated at least monthly. Such records
      shall describe the entity's activities in
      monitoring delinquent loans including, for example,     X
      phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy
      shall be in effect on the servicing entity
      throughout the reporting period in the amount of        X
      coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


Report of Independent Accountants


To the Board of Directors and Shareholder of GMAC Commercial Mortgage Corporation:

We have examined management's assertion, dated February 14, 2005, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum master servicing policy ("Master Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2004 included in the accompanying management assertion
(see Exhibit I). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

February 14, 2005




Exhibit I


Management Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 14, 2005

As of and for the year ended December 31, 2004, for the master servicing transactions included in Exhibit II, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement to timely prepare bank reconciliations for custodial bank accounts and timely clear reconciling items, for which the company was not in compliance during the year.

As of December 31, 2004, the company was covered by various General Motors Corporation insurance policies providing $300 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer


/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing


/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

277 PARK AVE FINANCE CORP
ACMF I SERIES 1997-Cl
AETNA, SERIES 1995-C5
AMC DEPOSITOR, SERIES 1999-1
ASC, SERIES 1996-D3
ASC, SERIES 1997-D4
ASW, SERIES 1993-2
ATHERTON - PAINE WEBBER WHSE
ATHERTON, SERIES 1997-1
ATHERTON, SERIES 1998-A
ATHERTON, SERIES 1999-A
BACM, SERIES 2001-Cl
BANK OF AMERICA 2002-X1
BKB, SERIES 1997-Cl
Cal West Trust II
CALSTRS, SERIES 2002-C6
CAPCO, SERIES 1998-D7
CAPITAL TRUST RE CDO 2004-1
CBM, SERIES 1996-1
CDC, SERIES 2002-FX1
CG, Series 2004-FL1
CHASE, SERIES 1996-1
CHASE, SERIES 1996-2
CHASE, SERIES 1997-1
CHASE, SERIES 1997-2
CHASE, SERIES 1998-2
CHASE, SERIES 2000-FL1
CHASE, SERIES 2001-FL1
CHASE-FIRST UNION, 1999-1
CITIBANK, SERIES 1994-C2
CITICORP LEASE TRUST, SERIES 1999-1
COLUMBIA CTR TRUST, 2000-CCT
COLUMN, SERIES 2002-CCL1
COMM, SERIES 2001-FL5
COMM, SERIES 2001-J2
COMM, SERIES 2003-LNB1
COMM, Series 2004-LNB2
COMM, Series 2004-LNB4
CSFB, SERIES 1995-M1
CSFB, SERIES 1997-PS1
CSFB, SERIES 1998-PS2
CSFB, SERIES 1999-PS3
CSFB, SERIES 2000-Cl
CSFB, SERIES 2000-PS4
CSFB, SERIES 2001-CF2
CSFB, SERIES 2001-SPG1
DAIWA, SERIES 1993-1
DENVER PUBLIC SCHOOLS RET.
DEUTSCHE BANC MORTGAGE (184)
DLJ, SERIES 1996-CF1
DLJ, SERIES 1997-CF1
DLJ-FB, SERIES 1994-MF1
ED I
ED II
EMAC, SERIES 1998-1
EMAC, SERIES 1999-1
EMAC, SERIES 2000-1
FIRST BOSTON, SERIES 1995-MF1
FMAC, SERIES 1991-A
FMAC, SERIES 1993-B
FMAC, SERIES 1994-A
FMAC, SERIES 1995-B
FMAC, SERIES 1996-B
FMAC, SERIES 1997-A
FMAC, SERIES 1997-B
FMAC, SERIES 1997-C
FMAC, SERIES 1998-A
FMAC, SERIES 1998-B
FMAC, SERIES 1998-C
FMAC, SERIES 1998-D
FMAC, SERIES 2000-A
FMHA
FNMA, SERIES 1998-M1
FOREST CITY, SERIES 1994-1
FREEHOLD RACEWAY MALL 2001-FRM
G3 STRATEGIC INV. LP 2002 WL1
GAFCO FRANCHISE 1998-1
GFCM 2003-1
GGP MALL PROP TR, SERIES 2001-GGP1
GIA SERIES 2001-A
GMACCM 2003-C2
GMACCM CANADA, SERIES 2002-FL1
GMACCM HF1, SERIES 1999-1
GMACCM HF1, SERIES 1999-2
GMACCM Seniors 2003-A
GMACCM, SERIES 1996-Cl
GMACCM, SERIES 1996-C2
GMACCM, SERIES 1997-C1
GMACCM, SERIES 1997-C2
GMACCM, SERIES 1998-C1
GMACCM, SERIES 1998-C2
GMACCM, SERIES 1999-C1
GMACCM, SERIES 1999-C2
GMACCM, SERIES 1999-C3
GMACCM, SERIES 1999-CTL1
GMACCM, SERIES 2000-C1
GMACCM, SERIES 2000-C2
GMACCM, SERIES 2000-C3
GMACCM, SERIES 2000-FL1
GMACCM, SERIES 2000-FLA
GMACCM, SERIES 2000-FLB
GMACCM, SERIES 2000-FLE
GMACCM, SERIES 2000-FLF
GMACCM, SERIES 2001-A
GMACCM, SERIES 2001-C1
GMACCM, SERIES 2001-C2
GMACCM, SERIES 2001-FL1
GMACCM, SERIES 2001-FLA
GMACCM, SERIES 2002-C1
GMACCM, SERIES 2002-C2
GMACCM, SERIES 2002-C3
GMACCM, SERIES 2002-FL1
GMACCM, SERIES 2002-LT
GMACCM, SERIES 2003 DOUBLE EAGLE
GMACCM, SERIES 2003-C1
GMACCM, Series 2003-C3
GMACCM, SERIES 2003-FL1
GMACCM, SERIES 2003-FLA
GMACCM, SERIES 2003-FL-SNF
GMACCM, Series 2003-PMSRLP
GMACCM, Series 2004-C1
GMACCM, SERIES 2004-C2
GMACCM, Series 2004-C3
G-MAX 2002 FL-A
G-MAX 2002-FX-1
GSMCII, Series 2003-C1
GSMSC II, SERIES 1997-GLI
GSMSC II, SERIES 1998-C1
GSMSC II, SERIES 1998-GLII
GSMSC II, SERIES 1999-C1
GSMSC II, SERIES 2001-1285
GSMSC II, SERIES 2001-GL3
GSMSC II, SERIES 2001-ROCK
GSMSC II, SERIES 2002-GSFL V
HUD
IPS, SERIES 2003-1
ISTAR, SERIES 2002-1
ISTAR, SERIES 2003-1
JPMC 2002-C3
JPMC, SERIES 2001-A
JPMC, SERIES 2001-CIBC1
JPMC, Series 2004-C1
JPMC, SERIES 2004-C2
JPMC, Series 2004-CIBC10
JPMC, Series 2004-CIBC8
JPMC, SERIES 2004-CIBC9
JPMC, SERIES 2004-LN2
KS MORTGAGE CAP, SERIES 1995-1
LAKEWOOD MALL
LEHMAN, SERIES 1992-1
LEHMAN, SERIES 1992-2
LEHMAN, SERIES 1994-C2
LEHMAN, SERIES 1995-C2
LEHMAN, SERIES 1996-1
LEHMAN, SERIES 1996-C2
LEHMAN, SERIES 1998-C1
LEHMAN, SERIES 2003-C4
LIBRARY TOWER, SERIES 1998-1
LLL, SERIES 1997-LL1
LONG LANE MASTER TRUST IV
LTC, SERIES 1996-1
LTC, SERIES 1998-1
MALL O1 AMERICA, SERIES 2000-1
MCF, SERIES 1993-C1-C2
MCF, SERIES 1995-MC1
MCF, SERIES 1996-MC1
MCF, SERIES 1996-MC2
MCF, SERIES 1998-MC1
MCF, SERIES 1998-MC3
MERRILL, SERIES 1995-C1
MERRILL, SERIES 1995-C2
MERRILL, SERIES 1995-C3
MERRILL, SERIES 1996-C1
MERRILL, SERIES 1997-C1
MERRILL, SERIES 1998-Cl-CTL
MERRILL, SERIES 1999-C2
MERRILL, SERIES 2000-C3
MERRILL, SERIES 2000-C4
MERRILL, SERIES 2001-C5
MERRILL, SERIES 2001-LBC
MERRILL, SERIES 2002-BC2P
MERRILL, SERIES 2002-C7
MERRILL, SERIES 2002-C8
MERRILL, SERIES 2003-C10
MERRILL, SERIES 2003-C11
ML, SERIES 2003-C9
MORGAN, SERIES 1996-C1
MORGAN, SERIES 1997-C1
MORGAN, SERIES 1997-XL I
MORGAN, SERIES 1998-CF1
MORGAN, SERIES 1998-HF1
MORGAN, SERIES 1998-HF2
MORGAN, SERIES 1999-RM1
MORGAN, SERIES 2002-HQ
MSCI 2004-HQ4
MSDW 2003-1Q4
MSDW CAPTIAL I TRUST 2002-1Q3
MSDW, SERIES 1997-HF1
MSDW, SERIES 1999-FNV1
MSDW, SERIES 2001-IQ
MSDW, SERIES 2001-PPM
MSDW, SERIES 2002-WM
MSDW, Series 2003-IQ5
NATIONS LINK, SERIES 1996-1
NB, SERIES-DMC
NEW ENDLAND MUTUAL LIFE, SERIES 1993-1
NOMURA MEGADEAL, SERIES 1995-MD IV
NOMURA MEGADEAL, SERIES 1996-MD V
NOMURA, SERIES 1993-1
NOMURA, SERIES 1994-MD1
NOMURA, SERIES 1996 MD VI
NOMURA, SERIES 1998-D6
NOMURA, SERIES 1998-STI
OREGAN, SERIES 1995-1
PAINE WEBBER, SERIES 1996-M1
REAL-T, Series 2004-1
SALOMON, SERIES 1999-C1
SALOMON, SERIES 2000-C1
SASCO, SERIES 1995-C4
SC FUNDING, SERIES 1993-1
SDG MACERICH PROPERTIES LP CMO
SL COMMERCIAL, SERIES 1997-C1
SOLAR TRUST, SERIES 2001-1
SOLAR TRUST, SERIES 2002-1
Solar Trust, Series 2003-CC1
STRUCTURED MTG, SERIES 1994-M1
U-HAUL, SERIES 1993-1


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;

      * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

      * be reviewed and approved by someone other than the person who prepared the reconciliation; and

      * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

  2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

  3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II. MORTGAGE PAYMENTS

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

    2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

  1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

  2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

IV. INVESTOR ACCOUNTING AND REPORTING

  1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V. INSURANCE POLICIES

  1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI. MONITORING OF SUBSERVICER COMPLIANCE

  1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

  2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.





  EX-99.2 (a)
(logo) ING
REAL ESTATE
INVESTMENT MANAGEMENT


Management's Assertion on Compliance with the Specified Minimum Servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP)

Report of Management


We as members of management of Clarion Partners, LLC (the "Company") are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of and for the year ended December 31, 2004. Based on this evaluation, we assert that for the year ended December 31, 2004, the Company complied, in all material respects, with the specified minimum servicing standards. As of and for the year ended
December 31, 2004, the Company had in effect fidelity bond coverage in the amount of $10,000,000 and an errors and omissions policy in the amount of $25,000,000.


Very truly yours,


/s/ Bruce G. Morrison
Mr. Bruce G. Morrison
Managing Director


March 14, 2005



ING CLARION
230 Park Avenue, New York, NY 10169
T 212.883.2517 F 212.883.2817
E bruce.morrison@ingclarion.com
www.ingclarlon.com



Exhibit A


Specified Minimum Servicing Standards

Minimum Servicing Standards Applicable to
Clarion Partners, LLC as Special Servicer



                                                                       Not
Minimum Servicing Standards                            Applicable   Applicable

I. Custodial Bank Accounts

   1. Reconciliations shall be prepared on a
      monthly basis for all custodial bank accounts         X
      and related bank clearing accounts.

   2. Funds of the servicing entity shall be advanced
      in cases where there is an overdraft in an                         X
      investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a
      federally insured depository institution in trust     X
      for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall
      be returned to the mortgagor with thirty (30)                      X
      calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the
      custodial bank accounts and related bank clearing                  X
      accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the
      mortgagor's loan documents shall be posted to the
      applicable mortgagor records within two business                   X
      days of receipt.

   3. Mortgage payments shall be allocated to principal,
      interest, insurance, taxes or other escrow items       X
      in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall
      be allocated in accordance with the mortgagor's                    X
      loan documents.

III. Disbursements

   1. Disbursements made via wire transfer on behalf of
      a mortgagor or investor shall be made only by          X
      authorized personnel.

   2. Disbursements made on behalf of mortgagor or
      investor shall be posted within two business days
      to the mortgagor's or investor's records maintained                X
      by the servicing entity.

  3. Tax and insurance payments shall be made on or
     before the penalty or insurance policy expiration
     dates, as indicated on tax bills and insurance
     premium notices, respectively, provided that such       X
     support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

  4. Any late payment penalties paid in conjunction
     with the payment of any tax bill or insurance
     premium notice shall be paid from the servicing
     entity's funds and not charged to the mortgagor,        X
     unless the late payment was due to the mortgagor's error or omission.

  5. Amounts remitted to investors per the servicer's
     investor reports shall agree with canceled checks,
     or other form of payment, or custodial bank                          X
     statements.

  6. Unused checks shall be safeguarded so as to
     prevent unauthorized access.                                         X

IV. Investor Accounting and Reporting

  1. The servicing entity's investor reports shall agree
     with or reconcile to investors' records on a
     monthly basis as to the total unpaid principal                       X
     balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

  1. The servicing entity's mortgage loan records shall
     agree with, or reconcile to, the records of
     mortgagors with respect to the unpaid principal                      X
     balance on a monthly basis.

  2. Adjustments on ARM loans shall be computed
     based on the related mortgage note and any ARM                       X
     rider.

   3. Escrow accounts shall be analyzed, in accordance
      with the mortgagor's loan documents, on at least        X
      an annual basis.

   4. Interest on escrow accounts shall be paid, or
      credited, to mortgagors in accordance with the
      applicable state laws. (A compilation of state laws
      relating to the payment of interest on escrow                       X
      accounts may be obtained through the MBA's
      FAX ON DEMAND service. For more information, contact MBA.

VI. Delinquencies

   1. Records documenting collection efforts shall be
      maintained during the period a loan is in default
      and shall be updated at least monthly. Such records
      shall describe the entity's activities in
      monitoring delinquent loans including, for example,     X
      phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy
      shall be in effect on the servicing entity
      throughout the reporting period in the amount of        X
      coverage represented to investors in management's assertion.





  EX-99.2 (b)
Exhibit I


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 14, 2005

As of and for the year ended December 31, 2004, for the master servicing transactions included in Exhibit II, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement to timely prepare bank reconciliations for custodial bank accounts and timely clear reconciling items, for which the company was not in compliance during the year.

As of December 31, 2004, the company was covered by various General Motors Corporation insurance policies providing $300 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer


/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing


/s/ Wayne D.Hoch
Wayne D.Hoch
Executive Vice President and Chief Financial Officer




Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

277 PARK AVE FINANCE CORP
ACMF I SERIES 1997-Cl
AETNA, SERIES 1995-C5
AMC DEPOSITOR, SERIES 1999-1
ASC, SERIES 1996-D3
ASC, SERIES 1997-D4
ASW, SERIES 1993-2
ATHERTON - PAINE WEBBER WHSE
ATHERTON, SERIES 1997-1
ATHERTON, SERIES 1998-A
ATHERTON, SERIES 1999-A
BACM, SERIES 2001-Cl
BANK OF AMERICA 2002-X1
BKB, SERIES 1997-Cl
Cal West Trust II
CALSTRS, SERIES 2002-C6
CAPCO, SERIES 1998-D7
CAPITAL TRUST RE CDO 2004-1
CBM, SERIES 1996-1
CDC, SERIES 2002-FX1
CG, Series 2004-FL1
CHASE, SERIES 1996-1
CHASE, SERIES 1996-2
CHASE, SERIES 1997-1
CHASE, SERIES 1997-2
CHASE, SERIES 1998-2
CHASE, SERIES 2000-FL1
CHASE, SERIES 2001-FL1
CHASE-FIRST UNION, 1999-1
CITIBANK, SERIES 1994-C2
CITICORP LEASE TRUST, SERIES 1999-1
COLUMBIA CTR TRUST, 2000-CCT
COLUMN, SERIES 2002-CCL1
COMM, SERIES 2001-FL5
COMM, SERIES 2001-J2
COMM, SERIES 2003-LNB1
COMM, Series 2004-LNB2
COMM, Series 2004-LNB4
CSFB, SERIES 1995-M1
CSFB, SERIES 1997-PS1
CSFB, SERIES 1998-PS2
CSFB, SERIES 1999-PS3
CSFB, SERIES 2000-Cl
CSFB, SERIES 2000-PS4
CSFB, SERIES 2001-CF2
CSFB, SERIES 2001-SPG1
DAIWA, SERIES 1993-1
DENVER PUBLIC SCHOOLS RET.
DEUTSCHE BANC MORTGAGE (184)
DLJ, SERIES 1996-CF1
DLJ, SERIES 1997-CF1
DLJ-FB, SERIES 1994-MF1
ED I
ED II
EMAC, SERIES 1998-1
EMAC, SERIES 1999-1
EMAC, SERIES 2000-1
FIRST BOSTON, SERIES 1995-MF1
FMAC, SERIES 1991-A
FMAC, SERIES 1993-B
FMAC, SERIES 1994-A
FMAC, SERIES 1995-B
FMAC, SERIES 1996-B
FMAC, SERIES 1997-A
FMAC, SERIES 1997-B
FMAC, SERIES 1997-C
FMAC, SERIES 1998-A
FMAC, SERIES 1998-B
FMAC, SERIES 1998-C
FMAC, SERIES 1998-D
FMAC, SERIES 2000-A
FMHA
FNMA, SERIES 1998-M1
FOREST CITY, SERIES 1994-1
FREEHOLD RACEWAY MALL 2001-FRM
G3 STRATEGIC INV. LP 2002 WL1
GAFCO FRANCHISE 1998-1
GFCM 2003-1
GGP MALL PROP TR, SERIES 2001-GGP1
GIA SERIES 2001-A
GMACCM 2003-C2
GMACCM CANADA, SERIES 2002-FL1
GMACCM HF1, SERIES 1999-1
GMACCM HF1, SERIES 1999-2
GMACCM Seniors 2003-A
GMACCM, SERIES 1996-Cl
GMACCM, SERIES 1996-C2
GMACCM, SERIES 1997-C1
GMACCM, SERIES 1997-C2
GMACCM, SERIES 1998-C1
GMACCM, SERIES 1998-C2
GMACCM, SERIES 1999-C1
GMACCM, SERIES 1999-C2
GMACCM, SERIES 1999-C3
GMACCM, SERIES 1999-CTL1
GMACCM, SERIES 2000-C1
GMACCM, SERIES 2000-C2
GMACCM, SERIES 2000-C3
GMACCM, SERIES 2000-FL1
GMACCM, SERIES 2000-FLA
GMACCM, SERIES 2000-FLB
GMACCM, SERIES 2000-FLE
GMACCM, SERIES 2000-FLF
GMACCM, SERIES 2001-A
GMACCM, SERIES 2001-C1
GMACCM, SERIES 2001-C2
GMACCM, SERIES 2001-FL1
GMACCM, SERIES 2001-FLA
GMACCM, SERIES 2002-C1
GMACCM, SERIES 2002-C2
GMACCM, SERIES 2002-C3
GMACCM, SERIES 2002-FL1
GMACCM, SERIES 2002-LT
GMACCM, SERIES 2003 DOUBLE EAGLE
GMACCM, SERIES 2003-C1
GMACCM, Series 2003-C3
GMACCM, SERIES 2003-FL1
GMACCM, SERIES 2003-FLA
GMACCM, SERIES 2003-FL-SNF
GMACCM, Series 2003-PMSRLP
GMACCM, Series 2004-C1
GMACCM, SERIES 2004-C2
GMACCM, Series 2004-C3
G-MAX 2002 FL-A
G-MAX 2002-FX-1
GSMCII, Series 2003-C1
GSMSC II, SERIES 1997-GLI
GSMSC II, SERIES 1998-C1
GSMSC II, SERIES 1998-GLII
GSMSC II, SERIES 1999-C1
GSMSC II, SERIES 2001-1285
GSMSC II, SERIES 2001-GL3
GSMSC II, SERIES 2001-ROCK
GSMSC II, SERIES 2002-GSFL V
HUD
IPS, SERIES 2003-1
ISTAR, SERIES 2002-1
ISTAR, SERIES 2003-1
JPMC 2002-C3
JPMC, SERIES 2001-A
JPMC, SERIES 2001-CIBC1
JPMC, Series 2004-C1
JPMC, SERIES 2004-C2
JPMC, Series 2004-CIBC10
JPMC, Series 2004-CIBC8
JPMC, SERIES 2004-CIBC9
JPMC, SERIES 2004-LN2
KS MORTGAGE CAP, SERIES 1995-1
LAKEWOOD MALL
LEHMAN, SERIES 1992-1
LEHMAN, SERIES 1992-2
LEHMAN, SERIES 1994-C2
LEHMAN, SERIES 1995-C2
LEHMAN, SERIES 1996-1
LEHMAN, SERIES 1996-C2
LEHMAN, SERIES 1998-C1
LEHMAN, SERIES 2003-C4
LIBRARY TOWER, SERIES 1998-1
LLL, SERIES 1997-LL1
LONG LANE MASTER TRUST IV
LTC, SERIES 1996-1
LTC, SERIES 1998-1
MALL O1 AMERICA, SERIES 2000-1
MCF, SERIES 1993-C1-C2
MCF, SERIES 1995-MC1
MCF, SERIES 1996-MC1
MCF, SERIES 1996-MC2
MCF, SERIES 1998-MC1
MCF, SERIES 1998-MC3
MERRILL, SERIES 1995-C1
MERRILL, SERIES 1995-C2
MERRILL, SERIES 1995-C3
MERRILL, SERIES 1996-C1
MERRILL, SERIES 1997-C1
MERRILL, SERIES 1998-Cl-CTL
MERRILL, SERIES 1999-C2
MERRILL, SERIES 2000-C3
MERRILL, SERIES 2000-C4
MERRILL, SERIES 2001-C5
MERRILL, SERIES 2001-LBC
MERRILL, SERIES 2002-BC2P
MERRILL, SERIES 2002-C7
MERRILL, SERIES 2002-C8
MERRILL, SERIES 2003-C10
MERRILL, SERIES 2003-C11
ML, SERIES 2003-C9
MORGAN, SERIES 1996-C1
MORGAN, SERIES 1997-C1
MORGAN, SERIES 1997-XL I
MORGAN, SERIES 1998-CF1
MORGAN, SERIES 1998-HF1
MORGAN, SERIES 1998-HF2
MORGAN, SERIES 1999-RM1
MORGAN, SERIES 2002-HQ
MSCI 2004-HQ4
MSDW 2003-1Q4
MSDW CAPTIAL I TRUST 2002-1Q3
MSDW, SERIES 1997-HF1
MSDW, SERIES 1999-FNV1
MSDW, SERIES 2001-IQ
MSDW, SERIES 2001-PPM
MSDW, SERIES 2002-WM
MSDW, Series 2003-IQ5
NATIONS LINK, SERIES 1996-1
NB, SERIES-DMC
NEW ENDLAND MUTUAL LIFE, SERIES 1993-1
NOMURA MEGADEAL, SERIES 1995-MD IV
NOMURA MEGADEAL, SERIES 1996-MD V
NOMURA, SERIES 1993-1
NOMURA, SERIES 1994-MD1
NOMURA, SERIES 1996 MD VI
NOMURA, SERIES 1998-D6
NOMURA, SERIES 1998-STI
OREGAN, SERIES 1995-1
PAINE WEBBER, SERIES 1996-M1
REAL-T, Series 2004-1
SALOMON, SERIES 1999-C1
SALOMON, SERIES 2000-C1
SASCO, SERIES 1995-C4
SC FUNDING, SERIES 1993-1
SDG MACERICH PROPERTIES LP CMO
SL COMMERCIAL, SERIES 1997-C1
SOLAR TRUST, SERIES 2001-1
SOLAR TRUST, SERIES 2002-1
Solar Trust, Series 2003-CC1
STRUCTURED MTG, SERIES 1994-M1
U-HAUL, SERIES 1993-1




Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * be mathematically accurate;

        * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

        * be reviewed and approved by someone other than the person who prepared the reconciliation; and

        * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

     2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

     3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

     1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V.   INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI.  MONITORING OF SUBSERVICER COMPLIANCE

     1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

     2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.





  EX-99.3 (a)
(logo)ING
REAL ESTATE
INVESTMENT MANAGEMENT


March 14, 2005


Clarion Capital, LLC
335 Madison Avenue
New York, NY 10017
Attn: Stephen Baines

Moody's Investors Services
99 Church Street
4th Floor
New York, NY 10007
Attn: Commercial Mortgage Backed Securities

Fitch, Inc.
One State Street Plaza
New York, NY 10004
Attn: Commercial Mortgage-Backed Securities

Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045-1951
Attn: Corporate Trust (CMBS),
J.P. Morgan Chase 2004-Cl

J.P. Morgan Chase Commercial Mortgage
Securities Corp.
270 Park Avenue, 10th Floor
New York, NY 10017
Attn: Dennis Schuh, Vice President

GMAC Commercial Mortgage Corporation
200 Witmer Road
Horsham, PA 19044
Attn: Managing Director, Commercial Servicing
Operations, JPMC 2004-C1


RE: J.P. Morgan Chase Commercial Mortgage Securities Corp. Commercial Mortgage
    Pass-Through Certificates Series 2004-C1

Dear Sir or Madam:

This Officer's Certificate is provided to you by Clarion Partners, LLC ("Clarion") pursuant to Section 3.13 of that certain Pooling and Servicing Agreement ("PSA") dated as of February 1, 2004 relative to the above referenced securitization for which Clarion acts as Special Servicer. Capitalized terms used herein shall bear the meaning ascribed to them in the PSA unless otherwise defined in this letter.

The undersigned officer, on behalf of Clarion, hereby informs you that (i) a review of the activities of the Special Servicer during the proceeding calendar year and of its performance under this Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Special Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such year or, if there has been a default in the fulfillment of any such obligation, it has been noted herein, and (iii) the Special Servicer has received no notice regarding the qualification, or challenging the status, of the Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the IRS or any other governmental agency or body.


Sincerely,

Clarion Partners, LLC
a New York limited liability company,
its authorized agent

By: /s/ Bruce G. Morrison
Bruce G. Morrison
Authorized Signatory




230 Park Avenue, New York, NY 10169
T 212.883.2517 F 212.883.2817
E bruce.morrison@ingclarion.com
www.ingclarion.com





  EX-99.3 (b)
(logo) GMAC
Commercial Mortgage


Annual Statement as to Compliance
For the Year Ended December 31, 2004


J.P. Morgan Chase Commercial Mortgage Securities Corp., Series
2004-C1

Pursuant to Section 3.13 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

i. A review of the activities of GMAC Commercial Mortgage Corporation as Master Servicer during the period, and of its performance under this Pooling and Servicing Agreement, has been made under my supervision.

ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Master Servicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

iii. GMAC Commercial Mortgage Corporation, as Master Servicer, has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.

GMAC COMMERCIAL MORTGAGE CORPORATION


/s/ Brian T. Stauffer
By: Brian T. Stauffer
Title: Senior Vice President
Date: February 20, 2005

..123 G


200 Witmer Road * P.O. Box 1015 * Horsham, PA 19044-8015





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            3,704,767.91         65,241,131.61                 0.00              84,758,868.39
   A-1A                           8,599,818.53          1,728,298.24                 0.00             230,012,701.76
   A-2                            7,470,200.01                  0.00                 0.00             210,000,000.00
   A-3                           11,829,367.97                  0.00                 0.00             303,158,000.00
   B                              1,088,893.30                  0.00                 0.00              27,355,000.00
   C                                470,175.59                  0.00                 0.00              11,724,000.00
   D                                897,068.57                  0.00                 0.00              22,145,000.00
   E                                533,053.83                  0.00                 0.00              13,026,000.00
   F                                504,375.55                  0.00                 0.00              11,723,000.00
   G                                400,181.85                  0.00                 0.00               9,119,000.00
   H                                498,422.03                  0.00                 0.00              10,421,000.00
   J                                270,081.29                  0.00                 0.00               6,513,000.00
   K                                216,048.48                  0.00                 0.00               5,210,000.00
   L                                162,057.05                  0.00                 0.00               3,908,000.00
   LR                                     0.00                  0.00                 0.00                       0.00
   M                                216,089.96                  0.00                 0.00               5,211,000.00
   N                                108,024.24                  0.00                 0.00               2,605,000.00
   NR                               647,523.07                  0.00                 0.00              15,631,997.71
   P                                108,024.24                  0.00                 0.00               2,605,000.00
   R                                      0.00                  0.00                 0.00                       0.00
   X-1                            6,328,415.92                  0.00                 0.00             975,126,567.86
   X-2                            9,730,155.57                  0.00                 0.00             948,215,000.00